Form 10-K/A
RESIDENTIAL ASSET MORTGAGE PRODUCTS GMACM MOR PT CE SE 01 J3
filed 2003-03-13
CIK 1145491

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.  Not Applicable
        2.  Not Applicable
        3.  Exhibits
             99.1  Annual Summary Statement
             99.2  Annual Statement as to Compliance.
             99.3  Annual Independent Public
                      Accountant's Servicing Report.
             99.4  Report of Management as to Compliance
		      with Minimum Servicing Standards

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

GMACM Mortgage PassThrough Certificates
 Series 2001-J3

  /s/  Keith Richardson,  Vice President
     Bank One, NA



Date:  March 31, 2002


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants
	   99.4   Report of Management as to Compliance



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







       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
GMAC Mortgage

March 25, 2002

RESIDENTIAL ASSET MORTGAGE PRODUCTS
KEITH RICHARDSON
C/O BANK ONE, NA
BANK ONE PLAZA, SUITE IL1-0481
CHICAGO, IL 60670

Re:     Officers Statement of Compliance
        Year Ending 2001
	Servicing Agreement/Pool #301230000000 Series 2001-J3

Please find below our annual Officers Statement of Compliance for the year ending 2001 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller / Servicer during the preceding calendar year and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's supervision, and
2. To the best of the undersigned Officer's knowledge, based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

Known Default   Status  Steps Being Taken To Cure Default

(None)

Servicer:       GMAC Mortgage Corporation

By:     /s/ Michael Kacergis

Name:   Michael Kacergis

Title:  Assistant Vice President

Date:   March 25, 2002







      EXHIBIT 99.3 -- Report of Independent Auditors

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2002




	EXHIBIT 99.4 -- Report of Management as to Compliance

GMAC Mortgage Corporation
4 Walnut Grove Drive
Horsham. PA 19044-0963

GMAC Mortgage

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2002

As of and for the year ended December 31, 2001, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $50,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp.

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp.